Form 10QSB
period 2007-06-30
Vision Acquisition III, Inc
filed 2007-11-01
CIK 1383528

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52733

Vision Acquisition III, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

16-1779004
(I.R.S. Employer Identification Number)

c/o Vision Capital Advisors, LLC, 20 West 55th Street, 5th Floor, New York, NY 10019
(Address of Principal Offices)

(212) 849-8225
(Issuer’s Telephone Number)

No change
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 1, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒.

VISION ACQUISITION III, INC.

- INDEX -

Page
PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheet as of June 30, 2007 (unaudited)	F-1

Statement of Operations for the Three Months Ending June 30, 2007	F-2
(unaudited) and for the Period from October 6, 2006 (Date of Inception)
through June 30, 2007 (unaudited)

Statement of Stockholders’ Equity for the Period from October 6, 2006	F-3
(Date of Inception) through June 30, 2007 (unaudited)

Statements of Cash Flows for the Three Months Ending June 30, 2007	F-4
(unaudited) and for the Period from October 6, 2006 (Date of Inception)
through June 30, 2007 (unaudited)

Notes to Financial Statements (unaudited)	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3. Defaults Upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 5. Other Information	3

Item 6. Exhibits	4

Signatures	5

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Vision Acquisition III, Inc.
(A Development Stage Company)
Balance Sheet
June 30, 2007

Assets
Current Assets:
Cash	$8,400

Total Assets	8,400

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable	6,265

Stockholders' Equity:
Common Stock, 100,000,000 shares authorized, 5,000,000 shares @.0001 par issued and outstanding	500
Preferred Stock, 10,000,000 shares authorized, 0 shares issued and outstanding @ .0001 par value	-
Additional Paid in Capital	24,000
Deficit Accumulated During Development Stage	(22,365)

Total Stockholders' Equity	2,135

Total Liabilities and Stockholders' Equity	$8,400

See accompanying notes to financial statements.

Vision Acquisition III, Inc
(A Development Stage Company)
Statement of Operations

		October 6, 2006
		(Date of
	Three months	Inception)
	ending	through
	June 30, 2007	June 30, 2007

Revenues	$-	$-

Expenditures

Professional fees	6,265	22,365

Net loss	$(6,265)	$(22,365)

Loss per share	$0.000	$0.000

Weighted Average of Shares Outstanding	5,000,000	5,000,000

See accompanying notes to financial statements.

Vision Acquisition III, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity

				Deficit
				Accumulated
	Common		Additional	During
	Shares	Common	Paid-In	Development
	Issued	Stock	Capital	Stage	Total

Issuance of founders shares for cash on October 6, 2006	5,000,000	$500	$24,000	$—	$24,500

Loss for the period October 26, 2006 (date of inception) through April 30, 2007	—	—	—	(16,100)	(16,100)

Balance, April 30, 2007	5,000,000	500	24,000	(16,100)	8,400

Loss for the period May 1, 2007 through June 30, 2007	—	—	—	(6,265)	(6,265)

Balance June 30, 2007	5,000,000	$500	$24,000	$(22,365)	$2,135

See accompanying notes to financial statements.

Vision Acquisition III, Inc.
(A Development Stage Company)
Statement of Cash Flows

		October 6, 2006
		(Date of
	Three months	Inception)
	ending	through
	June 30, 2007	June 30, 2007
Cash Flows from operating activities:
Net Loss	$(6,265)	$(22,365)

Change in operating assets and liabilities
Increase in Accounts Payable	6,265	6,265
Cash flows used for operating activities	—	(16,100)

Cash Flows from Financing Activities
Sale of Common Stock	—	24,500

Net Increase in Cash	—	8,400

Cash at the beginning	8,400	—

Cash at the end	$8,400	$8,400

See accompanying notes to financial statements.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

NOTE 1 - ORGANIZATION

Organization and Line of Business

Vision Acquisition III, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on October 6, 2006.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

Management intends to raise financing through private equity financing or other means and interests that it deems necessary.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Fair Value of Financial Instruments

The estimated fair values of cash, property and equipment and due to stockholder, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

Fixed Assets

Fixed Assets are stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets. Expenditure for maintenance and repairs, which does not improve or extend the expected useful life of the assets, is expensed to operations while major repairs are capitalized. Depreciation expense is included in general and administrative expenses on the statement of operations. During the time periods in question there was $0 in depreciation expense.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

The estimated useful lives are as follows:

Web Site         5 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of operations and comprehensive income.

Concentration of Credit Risk

The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company will extend credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company will monitor its exposure for credit losses and maintains allowances for anticipated losses, if required.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the periods.

Income Taxes

The Company’s year end is September 30, 2007. There is no provision for income taxes or benefit included in these statements.

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Stock-Based Compensation

In March 2004, the FASB issued a proposed statement, Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the grant-date fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. Pro forma disclosure is no longer an alternative.

As permitted by SFAS No. 123, for 2005, the Company accounted for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Effective January 1, 2006, we have adopted SFAS No. 123(R)'s fair value method of accounting for share based payments. Accordingly, the adoption of SFAS No. 123(R)'s fair value method may have a significant impact on the Company's results of operations as we are required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123(R) permits public companies to adopt its requirements using either the "modified prospective" method or the "modified retrospective" method. The Company adopted SFAS No. 123(R) using the modified prospective method. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual, rather than interim periods that begin after June 15, 2005. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the periods in question the Company had no revenue.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.

New Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4”, ("SFAS No. 151"). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company's overall results of operations or financial position since the Company does not enter into such transactions.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. This pronouncement is effective for the Company, a small business issuer, as of the first interior annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In May, 2005, The FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

In February, 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Statements”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

In March, 2006 FASB issued SFAS 156 “Accounting For Servicing of Financial Assets”. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities.
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Management believes that this statement will not have a significant impact on the financial statements.

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company has issued 5,000,000 shares of its common stock as founder shares, for a total consideration of $24,500.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Vision Acquisition III, Inc. (“we”, “our”, “us” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ending June 30, 2007, the Company had no activities that produced revenues from operations.

For the three months ending June 30, 2007, the Company had a net loss of $6,265, due to professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10-SB filed in July of 2007.

Liquidity and Capital Resources

As of June 30, 2007, the Company had assets equal to $8,400, comprised exclusively of cash. The Company’s current liabilities as of June 30, 2007 totaled $6,265, comprised exclusively of accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Period October 6, 2006 (Date of Inception) through June 30, 2007

Operating activities	$(16,100)
Investing activities	-
Financing activities	$24,500

Net effect on cash	$8,400

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i)	filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and

(ii)	consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our sole stockholder, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB became effective, our officers and sole director have had limited contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended June 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and sole director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 6, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 20, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 1, 2007	VISION ACQUISITION III, INC.

	By:	/s/ Antti William Uusiheimala

Name: Antti William Uusiheimala
Title: President