Form 10QSB
period 2007-12-31
Vision Acquisition III, Inc
filed 2008-02-13
CIK 1383528

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of February 13, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

VISION ACQUISITION III, INC.

- INDEX -

		Page
PART I- FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Balance Sheet as of December 31, 2007 (unaudited)	F-1

	Statement of Operations for the Three Months Ending December 31, 2007 (unaudited),	F-2
	for the Period from October 6, 2006 (Date of Inception) through December 31, 2006
	(unaudited), and for the Period from October 6, 2006 (Date of Inception) through
	December 31, 2007 (unaudited)

	Statements of Cash Flows for the Three Months Ending December 30, 2007 (unaudited),	F-3
	for the Period from October 6, 2006 (Date of Inception) through December 31, 2006
	(unaudited), and for the Period from October 6, 2006 (Date of Inception) through
	December 31, 2007 (unaudited)

	Notes to Financial Statements (unaudited)	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Controls and Procedures	3

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	3

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3.	Defaults Upon Senior Securities	3

Item 4.	Submission of Matters to a Vote of Security Holders	3

Item 5.	Other Information	3

Item 6.	Exhibits	4

Signatures		5

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VISION ACQUISITION III, INC.
(A Development Stage Company)
BALANCE SHEET

	12/31/2007	9/30/2007
Assets	(Unaudited)
Current Assets:
Cash	$3,742	8,927

Total Assets	3,742	8,927

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable	-	-

Stockholders' Equity:
Common Stock, 100,000,000 shares authorized, 5,000,000 shares @.0001 par issued and outstanding	500	500
Preferred Stock, 10,000,000 shares authorized, 0 shares issued and outstanding @ .0001 par value	-	-
Additional Paid in Capital	35,250	35,250
Deficit Accumulated During Development Stage	(32,008)	(26,823)

Total Stockholders' Equity	3,742	8,927

Total Liabilities and Stockholders' Equity	$3,742	8,927

See accompanying notes to financial statements.

VISION ACQUISITION III, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	10/6/2006
	(Date of
	Inception)	10/1/2007	10/6/2006
	through	to	to
	12/31/2007	12/31/2007	12/31/2006

Revenues	$-	$-	$-

Expenditures

Professional fees	(32,008)	5,185

Net loss	$(32,008)	$(5,185)	$-

Loss per share	$(0.010)	$(0.001)	$-

Weighted Average of Shares Outstanding	5,000,000	5,000,000	-

See accompanying notes to financial statements.

VISION ACQUISITION III, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	10/6/2006
	(Date of
	Inception)
	through	10/1/2007 to	10/6/2006 to
	12/31/2007	12/31/2007	12/31/2006
Cash Flows from operating activities:
Net Loss	$(32,008)	$(5,185)	$-

Cash flows used for operating activities	(32,008)	(5,185)	-

Cash Flows from Financing Activities
Sale of Common Stock and Contribution of Capital	35,750	-	-

Net Increase in Cash	3,742	(5,185)	-

Cash at the beginning	-	8,927	-

Cash at the end	$3,742	$3,742	$-

See accompanying notes to financial statements.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

Fixed Assets

Fixed Assets are stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets. Expenditure for maintenance and repairs, which does not improve or extend the expected useful life of the assets, is expensed to operations while major repairs are capitalized. Depreciation expense is included in general and administrative expenses on the statement of operations. During the periods presented there was $0 in depreciation expense.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets (Continued)
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

Income Taxes

The Company’s year end is September 30. The Company has a net operating loss carry forward of $26,823 expiring beginning in the year 2022. The Company has reserved against any tax benefit in full as it is unsure if it can ultimately benefit from the loss.

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

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

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

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company's overall results of operations or financial position since the Company does not enter into such transactions.

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

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)

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

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company has issued 5,000,000 shares of its common stock as founder shares, for a total consideration of $24,500. A capital contribution of $11,250 has also been made for no consideration.

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

Results of Operations

For the three months ending December 31, 2007, the Company had no activities that produced revenues from operations.

For the three months ending December 31, 2007, the Company had a net loss of $(5,185), due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed in November of 2007 and Annual Report on Form 10-KSB for the year ended September 30, 2007 filed in January of 2008.

For the Period from October 6, 2006 (Date of Inception) through December 31, 2006, the Company had a net loss of $(-0-), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10-SB filed in July of 2007.

Liquidity and Capital Resources

As of December 31, 2007, the Company had assets equal to $3,742, comprised exclusively of cash. The Company’s current liabilities as of December 31, 2007 totaled $-0-, comprised exclusively of accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Period from October 6, 2006 (Date of Inception) through December 31, 2007

Operating activities	$32,008
Investing activities	-
Financing activities	$35,750

Net effect on cash	$3,742

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended December 31, 2007.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007.

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

Dated: February 13, 2008	VISION ACQUISITION III, INC.

	By:	/s/ Antti William Uusiheimala
Name: Antti William Uusiheimala
Title: President