Form 10-Q
period 2008-12-31
Vision Acquisition III, Inc
filed 2009-02-11
CIK 1383528

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52733

Vision Acquisition III, Inc.
(Exact name of registrant as specified in its charter)

Delaware	16–1779004
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

c/o Vision Capital Advisors, 20 West 55th Street, 5th Floor, New York, NY 10019
 (Address of principal executive offices)

(212) 849-8225
 (Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,685,000 shares of common stock, par value $.0001 per share, outstanding as of February 11, 2009.

VISION ACQUISITION III, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of December 31, 2008 (Unaudited) and December 31, 2007	2

	Statements of Operations (Unaudited) for the Three Months Ended December 31, 2008	3
	The Three Months Ended December 31, 2007 and the Cumulative Period from
	October 6, 2006 to December 31, 2008

	Statements of Cash Flows (Unaudited) for the Three Months Ended December 31, 2008	4
	The Three Months Ended December 31, 2007 and the Cumulative Period from
	October 6, 2006 to December 31, 2008

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended December 31, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2008.

Vision Acquisition III, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2008	September 30, 2008
	(Unaudited)
Assets
Current Assets:
Cash	$5,266	$5,372

Total Assets	5,266	5,372

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable	-	-

Stockholders' Equity:
Common Stock, 100,000,000 shares authorized 5,685,000 shares @.0001par issued and outstanding	568	568
Preferred Stock, 10,000,000 shares authorized, 0 shares issued and outstanding @ .0001 par value	-	-
Additional Paid in Capital	62,555	57,555
Deficit Accumulated During Development Stage	(57,857)	(52,751)

Total Stockholders' Equity	5,266	5,372

Total Liabilities and Stockholders' Equity	$5,266	$5,372

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

Vision Acquisition III, Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	October 1, 2008	October 1, 2007	October 6, 2006
	To	to	to
	December 31, 2008	December 31, 2007	December 31, 2008

Revenues	$-	$-	$-

Expenditures

Professional fees	5,106	5,185	57,857

Net loss	$(5,106)	$(5,185)	$(57,857)

Loss per share	$(0.00)	$(0.001)	$-

Weighted Average of Shares Outstanding	5,685,000	5,000,000	-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

Vision Acquisition III, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	October 1, 2008	October 1, 2007	October 6, 2006
	to	to	to
	December 31, 2008	December 31, 2007	December 31, 2008

Cash Flows from operating activities:
Net Loss	$(5,106)	$(5,185)	$(57,857)
Cash flows used for operating activities	(5,106)	(5,185)	(57,857)

Cash Flows from Financing Activities
Sale of Common Stock and Contribution of Capital	5,000	-	63,123

Net Increase in Cash	(106)	(5,185)	5,266

Cash at the beginning	5,372	8,927	-

Cash at the end	$5,266	$3,742	$5,266

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

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

For the quarter ended December 31, 2008 the Company received $5,000 as a capital contribution for no consideration.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Vision Acquisition III, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on October 6, 2006 and maintains its principal executive office at 20 West 55th Street, 5th Floor, New York, NY 10019. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on July 20, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

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

Liquidity and Capital Resources

As of December 31, 2008, the Company had assets equal to $5,266, comprised exclusively of cash.  This compares with assets of $5,372, comprised exclusively of cash, as of September 30, 2008. The Company had no current liabilities as of December 31, 2008. This compares with no current liabilities, as of September 30, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2008, the three months ended December 31, 2007 and for the cumulative period from October 6, 2006 (Inception) to December 31, 2008:

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	For the Cumulative Period from October 6, 2006 (Inception) to December 31, 2008
Net Cash (Used in) Operating Activities	$(5,106)	(5,185)	$(57,857)
Net Cash (Used in) Investing Activities	-		-
Net Cash Provided by Financing Activities	$5,000	-	$63,123
Net Increase in Cash and Cash Equivalents	$(106)	(5,185)	$5,266

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 6, 2006 (Inception) to December 31, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended December 31, 2008 and December 31,2007, the Company had a net loss of $5,106 and $5,185, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-K for the period ended September 30, 2008 in December of 2008.

For the period from October 6, 2006 (Inception) to December 31, 2008, the Company had a net loss of
$57,857 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in July of 2007, and the filing of the Company’s quarterly and annual reports on Form 10-QSB and Form 10-KSB.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T.  Controls and Procedures.

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

As of December 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 6, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the SEC on July 20, 2007, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 11, 2009	VISION ACQUISITION III, INC.

	By:	/s/ Antti William Uusiheimala
	Name:	Antti William Uusiheimala
	Title:	President, Director
Principal Executive Officer

	By:	/s/ David Berger
	Name:	David Berger
	Title:	Chief Financial Officer
Principal Financial Officer