Form 10-Q
period 2009-03-31
Vision Acquisition III, Inc
filed 2009-05-05
CIK 1383528

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,685,000 shares of common stock, par value $.0001 per share, outstanding as of  May 5, 2009.

VISION ACQUISITION III, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of March 31, 2009 (Unaudited) and September 30, 2008	2

	Statements of Operations (Unaudited) for the Three and Six Months Ended March 31, 2009, The Three and Six Months Ended March 31, 2008 and the Cumulative Period from October 6, 2006 to March 31, 2009	3

	Statements of Cash Flows (Unaudited) for the Six Months Ended March 31, 2009, The Six Months Ended March 31, 2008 and the Cumulative Period from October 6, 2006 to March 31, 2009	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		14

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

The results for the period ended March 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended September 30, 2008.

Vision Acquistion III Inc.
(A Development Stage Company)
Balance Sheet

	(Unaudited)
	March 31,	September 30,
	2009	2008
Assets
Current Assets:
Cash	$4,131	$5,372

Total Assets	4,131	5,372

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable	-	-

Stockholders' Equity:
Common Stock, 100,000,000 shares authorized 5,685,000 shares issued and outstanding @.0001	568	568
Preferred Stock, 10,000,000 shares authorized, 0 shares issued and outstanding @ .0001 par value	-	-
Additional Paid in Capital	64,055	57,555
Deficit Accumulated During Development Stage	(60,492)	(52,751)

Total Stockholders' Equity	4,131	5,372

Total Liabilities and Stockholders' Equity	$4,131	$5,372

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

Vision Acquistion III Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)

						Inception
						October 6, 2006
	Six Months Ended March 31		Three Months Ended March 31			through
	2009	2008	2009	2008		31-Mar-09

Revenues	$-	$-	$-	$		$

Expenditures

Professional fees	$7,741	10,149	2,635		4,964	60,492

Net loss	$(7,741)	$(10,149)	$(2,635)		$(4,964)	$(60,492)

Loss per share	$(0.001)	$(0.002)	$0.000		$(0.001)	$

Weighted Average of Shares Outstanding	5,685,000	5,000,000	5,685,000		5,000,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

Vision Acquistion III Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Inception
	October 6, 2006	Six Months Ended
	through	March 31,
	3/31/2009	2009	2008
Cash Flows from operating activities:
Net Loss	$(60,492)	$(7,741)	$(10,149)

Cash flows used for operating activities	(60,492)	(7,741)	(10,149)

Cash Flows from Financing Activities
Sale of Common Stock and Contribution of Capital	64,623	6,500	10,000

Net Increase in Cash	4,131	(1,241)	(149)

Cash at the beginning	-	5,372	8,927

Cash at the end	$4,131	$4,131	$8,778

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

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

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

Locate  a suitable acquisition or merger candidate and consummate a business combination.  The Company may need cash advances from its stockholders or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company.  Although it is currently anticipated that the Company can satisfy its cash requirement with additional cash advances or loans from other parties if needed for at least the next twelve months, the Company can project no assurance that is can continue to satisfy its cash requirements for such period.

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
March 31, 2009

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

Income Taxes

The Company’s year end is September 30. The Company has a net operating loss carry forward of $52,751 expiring in the year 2022.  The Company has reserved against any tax benefit in full as it is unsure if it can ultimately benefit from the loss.

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
March 31, 2009

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

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company has issued 5,685,000 shares of its common stock, 5,000,000 as founder shares for cash of $24,500 and 400,000 for $8,000. Capital contributions for no consideration amounted to $27,423. The company also issued 285,000 shares of stock directly related to the fundraising of the $8,000 above. These shares were valued at .02 cents, the share price the Company raised.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral offees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had assets equal to $4,131, comprised exclusively of cash.  This compares with assets of $5,372 comprised exclusively of cash, as of September 30, 2008. The Company had no current liabilities as of March 31, 2008. This compares with no current liabilities, as of September 30, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2009, the six months ended March 31, 2008 and for the cumulative period from October 6, 2006 (Inception) to March 31, 2009:

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	For the Cumulative Period from October 6, 2006 (Inception) to March 31, 2009
Net Cash (Used in) Operating Activities	$(7,741)	(10,149)	$(60,492)
Net Cash (Used in) Investing Activities	-		-
Net Cash Provided by Financing Activities	$6,500	10,000	$64,623
Net Increase/(Decrease) in Cash and Cash Equivalents	$(1,241)	(149)	$4,131

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

For the three and six months ended March 31, 2009, the Company had a net loss of $2,635 and $7,741, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008 filed in December of 2008 and Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 in February of 2009.

For the three and six months ended March 31, 2008, the Company had a net loss of $4,964 and $10,149, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007 filed in December of 2007 and Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007 in February of 2008.

For the period from October 6, 2006 (Inception) to March 31, 2009, the Company had a net loss of $60,492 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in July of 2007, and the filing of the Company’s quarterly and annual reports on Form 10-QSB, Form 10-Q and Form 10-KSB.

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

Item 4.  Controls and Procedures.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 6, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March  31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

Dated: May 5, 2009	VISION ACQUISITION III, INC.

	By:	/s/ Antti William Uusiheimala
	Name:	Antti William Uusiheimala
	Title:	President, Director
Principal Executive Officer

	By:	/s/ David Berger
	Name:	David Berger
	Title:	Chief Financial Officer
Principal Financial Officer