Form 10-K
period 2009-09-30
Vision Acquisition III, Inc
filed 2009-12-29
CIK 1383528

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52733

Vision Acquisition III, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	16-1779004
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Vision Capital Advisors, LLC 20 West 55th Street 5th Floor. New York, NY 10019

  (Address of principal executive offices)

(212) 849-8225

  (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

 (Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the registrant is required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒  No ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐                                                                           Accelerated Filer                    ☐

              Non-accelerated Filer     ☐                                                                           Smaller Reporting Company ☒
   (Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No

As of September 30, 2009 and as of the date hereof there are 41 non-affiliate holders of common stock of the Company, holding 685,000 shares of the Company’s common stock.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of December 29, 2009, there were 5,685,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Vision Acquisition III, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

Vision Acquisition III, Inc. (“we”, “us”, “our”, the "Company") was incorporated in the State of Delaware on October 6, 2006. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.  The Company selected September 30 as its fiscal year end.

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Antti William Uusiheimala, our President and sole director, Jonathan D. Shane, our Secretary, and David Berger, our Chief Financial Officer. As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

         (a)            Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (b)            Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

         (c)            Strength and diversity of management, either in place or scheduled for recruitment;

         (d)            Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e)            The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

         (f)             The extent to which the business opportunity can be advanced;

         (g)            The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

         (h)            Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

COMPETITION

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of September 30, 2009 and as of the date of this report, there are 42 holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2009.

On May 2, 2008, the Company sold 400,000 shares of Common Stock for aggregate proceeds equal to $8,000 in a private placement offering to accredited investors (the “Private Placement”). In connection with the Private Placement, the Company offered certain registration rights to the investors in the Private Placement, pursuant to the terms and conditions contained in that certain registration rights agreement.

In connection with the Private Placement, on March 19, 2008, the Company engaged a placement agent (the “Placement Agent”), pursuant to a placement agency agreement (the “Placement Agency Agreement”), a copy of which is attached hereto as Exhibit 10.2. Pursuant to the Placement Agency Agreement, in consideration of the Placement Agent serving as exclusive placement agent in connection with the Private Placement, the Placement Agent was paid a fee equal to 10% of the gross proceeds of the Private Placement.  Additionally, pursuant to the Placement Agency Agreement, on May 21, 2008 the Company issued 285,000 shares of Common Stock to the Placement Agent at nominal consideration. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On October 6, 2006, the Registrant sold 5,000,000 shares of Common Stock to Vision Opportunity Master Fund, Ltd. for an aggregate investment of $24,500. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.

Liquidity and Capital Resources

As of September 30, 2009, the Company had assets equal to $7,619, comprised exclusively of cash.  This compares with assets of $5,372 comprised exclusively of cash, as of September 30, 2008.  The Company’s current liabilities as of September 30, 2009 totaled $0. This compares with liabilities of $0 as of September 30, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended September 30, 2009 and 2008 and for the cumulative period from October 6, 2006 (Inception) to September 30, 2009.

	Fiscal Year Ended September 30, 2009	Fiscal Year Ended September 30, 2008	For the Cumulative Period from October 6, 2006 (Inception) to September 30, 2009
Net Cash (Used in) Operating Activities	$(19,253)	$(25,928)	$(72,004)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$21,500	$22,373	$79,623
Net Increase (Decrease) in Cash and Cash Equivalents	$2,247	$(3,555)	$6,528

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 6, 2006 (Inception) to September 30, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended September 30, 2009, the Company had a net loss of $19,253, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 in August of 2009, Quarterly Report on Form 10-Q for the period ended March 31, 2009 in May of 2009 and Quarterly Report on Form 10-Q for the period ended December 31, 2008 in February of 2009.

For the fiscal year ended September 30, 2008, the Company had a net loss of $25,928 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007 filed in January of 2008, Quarterly Report on Form 10-QSB for the period ended June 30, 2008 filed in August of 2009, Quarterly Report on Form 10-QSB for the period ended March 31, 2009 in May of 2009 and Quarterly Report on Form 10-Q for the period ended December 31, 2007 in February of 2008.

For the cumulative period from October 6, 2006 (Inception) to September 30, 2009, the Company had a net loss of $72,004 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and periodic filings.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

Vision Acquisition III, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS

Contents

GRUBER & COMPANY, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Vision Acquisition III, Inc.:

We have audited the accompanying balance sheets of Vision Acquisition III, Inc.  (a Development Stage Company) as of September 30, 2009 and 2008 and the related statements of operations, stockholders equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at September 30, 2009 and 2008 and the results of its' operations and its' stockholders equity and cash flows for the years then in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gruber & Company LLC
Gruber & Company LLC
Dated: December 14, 2009

Vision Acquisition III, Inc.
(a Development Stage Company)
Balance Sheets

	September 30,
	2009	2008
Assets:
Current assets:
Cash	$7,619	$5,372

Total assets	7,619	5,372

Liabilities and stockholders' equity:
Current liabilities
Accounts payable	—	—

Total liabilities	—	—

Stockholders' equity
Common stock, 100,000,000 shares authorized, 5,685,000 shares issued and outstanding, par value $0.0001	568	568
Preferred stock, 10,000,000 shares authorized, no shares issued, par value $.0001	—	—
Additional paid-in capital	79,055	57,555
Deficit accumulated during development stage	(72,004)	(52,751)

Total stockholders' equity	7,619	5,372

Total liabilities and stockholders' equity	$7,619	$5,372

Vision Acquisition III, Inc.
(A Development Stage Company)
Statements of Operations

			October 6, 2006
			(date of inception)
	Year ended September 30,		through
	2009	2008	September 30, 2009

Revenues	$—	$—	$—

Expenditures
General and administrative expenses	19,253	25,928	72,004

Net loss	$(19,253)	$(25,928)	$(72,004)

Loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	5,685,000	5,685,000

Vision Acquisition III, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity

				Deficit
				Accumulated
	Common		Additional	During
	Shares	Common	Paid-In	Development
	Issued	Stock	Capital	Stage	Total

Issuance of founders shares for cash on October 6, 2006	5,000,000	$500	$24,000	$—	$24,500

Capital contribution	—	—	11,250	—	11,250

Net loss for the period	—	—	—	(26,823)	(26,823)

Balance September 30, 2007	5,000,000	500	35,250	(26,823)	8,927

Issuance of shares for services	285,000	28	(28)	—	—

Issuance of shares for cash	400,000	40	7,960	—	8,000

Capital contribution	—	—	14,373	—	14,373

Net loss for the year	—	—	—	(25,928)	(25,928)

Balance September 30, 2008	5,685,000	568	57,555	(52,751)	5,372

Capital contribution	—	—	21,500	—	21,500

Net loss for the year	—	—	—	(19,253)	(19,253)

Balance September 30, 2009	5,685,000	$568	$79,055	$(72,004)	$7,619

Vision Acquisition III, Inc.
(A Development Stage Company)
Statements of Cash Flows

			October 6, 2006
			(date of inception)
	Year ended September 30,		through
	2009	2008	September 30, 2009

Cash flows from operating activities:
Net loss	$(19,253)	$(25,928)	$(72,004)

Cash flows used for operating activities	(19,253)	(25,928)	(72,004)

Cash flows from financing activities
Sale of common stock and contributions to capital	21,500	22,373	79,623

Cash flows from financing activities	21,500	22,373	79,623

Net increase (decrease) in cash	2,247	(3,555)	7,619

Cash at the beginning	5,372	8,927	—

Cash at the end	$7,619	$5,372	$7,619

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

Locate a suitable acquisition or merger candidate and consummate a business combination.  The Company may need cash advances from its stockholders or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company.  Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties if needed for at the least twelve months, the Company can project no assurance that it can continue to satisfy its cash requirements for such periods.

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
September 30, 2009

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

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

Income Taxes

Income taxes are provided in accordance with ASC Topic regarding accounting for income taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expenses (benefit) results from the net change during the year in deferred tax assets and liabilities.

The Company’s year end is September 30. The Company has a net operating loss carry forward of $72,004 expiring in the year 2024.  The Company has reserved against any tax benefit in full as it is unsure if it can ultimately benefit from the loss.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.  The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has  been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company has not generated any revenue since its inception.

New Accounting Pronouncements

The Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) became effective during the fourth quarter of 2009. This codification brings all authoritative generally accepted accounting principles (“GAAP”) that have been issued by a standard setter into one place.  The codification retains existing GAAP without changing it.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

In September 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-13, “Revenue Arrangements with Multiple Deliverables” and ASU 2009-14, “Certain Revenue Arrangements That Include Software.”  These ASU’s revise and clarify accounting for arrangements with multiple deliverables, including how to separate deliverables into units of accounting determining the allocation of revenue to the units of accounting and the application of these provisions to tangible products containing software components.  There are also expanded disclosures for significant judgments made in the application of these standards, if material.  These pronouncements are effective for fiscal years beginning after June 15, 2010 and earlier application is permitted.  The Company does not expect that adoption of these pronouncements to have a significant effect on its financial statements.

In fiscal 2009, accounting standard updates to ASC topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) became effective for the Company.  ASC 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosures about fair value measurements.  This topic does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  ASC 820 also gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting guidance.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings.  The Company adopted these updates to ASC 820 for financial assets and liabilities in fiscal 2009 and did not elect the fair value option.  Adoption of ASC 820 had no material effect on the Company’s financial statements.

In fiscal 2009, accounting standard updates to ASC topic 815, “Derivatives and Hedging” (“ASC 815”) became effective for the Company which required enhanced disclosure requirements regarding derivative instruments and hedging activities.  The Company adopted these updates to ASC 815 in fiscal 2009.  The adoption of the updates did not have an effect on the Company’s financial statements as it only required additional disclosure.

In fiscal 2009, accounting standard updates to ASC topic 855, “Subsequent Events” (“ASC 855”) became effective for the Company.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted ASC 855 in fiscal 2009.  The adoption of ASC 855 did not have an effect on the Company’s financial statements as it only required additional disclosures.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

In February 2008, the Financial Accounting Standards Board (“FASB”) delayed the effective date of fair value measurements for one year for certain nonfinancial assets and nonfinancial liabilities, excluding those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually).  For purposes of applying these provisions, nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or a financial liability.  These provisions became effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company currently does not believe the adoption of these provisions will have a significant effect on its financial statements.

In June 2008, the FASB issued update pronouncements related to determining whether instruments granted in share-based payment transactions are participating securities.  These updated pronouncements provide that unvested share-based payment awards that contain nonforfeitable rights to dividends (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) under the two-class method.  This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  All prior period EPS data will be required to be adjusted to conform to the provisions of this pronouncement and early application is prohibited.  The Company does have participating securities as described under this pronouncement and believes that the adoption of these provisions will not have a material impact on its EPS calculations.

In December 2007, FASB issued updated pronouncements related to accounting for collaborative arrangements.  The guidance defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement).  These updated pronouncements are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  These provisions require retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable.  The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis.  The Company currently does not believe that the adoption of these provisions will have a significant effect on its financial statements.

In December 2007, the FASB issued updated pronouncements related to business combinations and noncontrolling interests in consolidated financial statements.  These pronouncements require the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed at fair value on the date of acquisition. Further, these pronouncements also change the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under the new pronouncements, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions.  These pronouncements will become effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  The Company does not expect the adoption of these pronouncements to have a significant effect on its financial statements but they will affect the Company for any acquisitions made subsequent to the end of fiscal 2009.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company has issued 5,685,000 shares of its common stock, 5,000,000 as founder shares for cash of $24,500 and 400,000 for $8,000.  Capital contributions for no consideration amounted to $47,123. The Company also issued 285,000 shares of stock directly related to the fundraising of the $8,000 above. These shares were valued at .02 cents, the share price at which the Company raised funds.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company does not own or lease any real or personal property.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available.   Thus, they may face a conflict in selecting between the Company and their other business interests.   The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 – INCOME TAXES

At September 30, 2009

Deferred tax assets
Net operating loss carryforwards	$72,004

Gross deferred tax assets	$25,200
Less – Valuation allowance	(25,200)

Net deferred tax assets	$—

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through December 14, 2009, the date the financial statements were issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended September 30, 2009, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)	Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position	Term

Antti William Uusiheimala	35	President and Director	October 6, 2006 (Inception) thru Present

Jonathan D. Shane	62	Secretary	October 6, 2006 (Inception) thru Present

David Berger	26	Chief Financial Officer	December 20, 2006 thru Present

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.  Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Antti William Uusiheimala, the Company’s President and sole director, is currently a member of the investment team at Vision Capital Advisors, LLC, a SEC-registered investment advisor. Mr. Uusiheimala has served as a member of the investment team since June 2005.  Prior to joining Vision Capital Advisors, LLC, from October 2004 until December 2005, he attended school at Erasmus University in the Netherlands, where he earned his Master of Business Administration in 2005.  Prior to that, from January 2003 until October 2004, Mr. Uusiheimala worked as an associate in the acquisitions and corporate law department of ACE LAW Ltd., a law firm.  Mr. Uusiheimala currently serves as President and sole director of Vision Acquisition II, Inc. which is a publicly-reporting, non-trading, blank check shell company.  From August 1997 to December 2003, he was attending school at the University of Helsinki, where he earned his Juris Doctor in 2003.  During those years in which he attended the University of Helsinki, from January 2001 until September 2002, Mr. Uusiheimala was the Vice President of Business Development of CRF Health, Inc. in Boston, Massachusetts.

Jonathan D. Shane, the Company’s Secretary, is currently a member of the investment team at Vision Capital Advisors, LLC, a SEC-registered investment advisor.  Mr. Shane has served as a member of the investment team and as an Analyst evaluating potential investments for Vision Capital Advisors, LLC since November 2005.  Prior to joining Vision Capital Advisors, LLC, from August 1985 until November 2004, Mr. Shane was Managing Director of TIAA-CREF, a money management firm, where he was a portfolio manager.  Mr. Shane currently serves as Secretary of Vision Acquisition II, Inc., which is a publicly-reporting, non-trading, blank check shell company.  Mr. Shane received his Bachelor of Science in Mechanical Engineering in 1968 from MIT, his Master of Science in Finance in 1970 from MIT and completed all of his course work for a PhD in Finance from MIT.

David Berger, the Company’s Chief Financial Officer, is currently the Controller at Vision Capital Advisors, LLC and has served as Controller since July 2005.  Mr. Berger also currently serves as Chief Financial Officer of Vision Acquisition II, Inc., which is a publicly-reporting, non-trading, blank check shell company.  Prior to joining Vision Capital Advisors, LLC, Mr. Berger was attending school at Villanova University.  He received a Bachelor of Science in Business Administration and Accountancy from Villanova University in 2005.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

(e)    Prior Blank Check Company Experience

As indicated below, our management also serves as officers and directors of Vision Acquisition II, Inc.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended September 30, 2009 and written representations that no other reports were required, the Company believes that no person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its principal executive officer for services rendered during the fiscal year ended September 30, 2008 and 2009.  The Company’s other executive officers were not paid any compensation for services rendered during the fiscal year ended September 30, 2008 and 2009.

Name and Position	Year	Total Compensation

Antti William Uusiheimala, President and Director	2008	None
	2009	None

The Company's officers and directors have not received any cash or other remuneration since inception.  They will not receive any remuneration until the consummation of an acquisition.  No remuneration of any nature has been paid for on account of services rendered by a director in such capacity.  Our officers and directors intend to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be disclosed.

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of December 29, 2009, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group. All warrants described below are currently exercisable and have an exercise price equal to $.0001.

(1)

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

Vision Opportunity Master Fund, Ltd. (1) c/o Ogier Fiduciary Services (Cayman) Limited 89 Nexus Way Camana Bay Grand Cayman Cayman Islands KY1-9007	5,000,000		88%

Vision Capital Advisors, LLC (2)	5,000,000	(3)	88%

Adam Benowitz (4)	5,000,000	(5)	88%

Antti William Uusiheimala (6)	0		0%

Jonathan D. Shane (7)	0		0%

David Berger (8)	0		0%

Meyer’s Associates L.P.	285,000		5%

All Directors and Officers as a Group (3 individuals)	0		0%

(1)
Vision Opportunity Master Fund, Ltd. is managed by Vision Capital Advisors, LLC, which has sole voting and investment control over the shares of Common Stock owned by Vision Opportunity Master Fund, Ltd.

(2)
Vision Capital Advisors, LLC currently manages Vision Opportunity Master Fund, Ltd. and has sole voting and investment control of the shares of Common Stock owned by Vision Opportunity Master Fund, Ltd.

(3)
Represents shares of Common Stock owned by Vision Opportunity Master Fund, Ltd.  Vision Capital Advisors, LLC may be deemed indirect beneficial owner of these shares of Common Stock since Vision Capital Advisors, LLC has sole voting and investment control over the shares.

(4)	Adam Benowitz is the Managing Member of Vision Capital Advisors, LLC.
(5)
Represents shares of common stock owned by Vision Opportunity Master Fund, Ltd. and controlled by Vision Capital Advisors, LLC.  As the Managing Member of Vision Capital Advisors, LLC, Mr. Benowitz may be deemed indirect beneficial owner of these shares of Common Stock since he has sole voting and investment control over the shares.

(6)	Antti William Uusiheimala is President and sole director of the Company.
(7)	Jonathan D. Shane is Secretary of the Company.
(8)	David Berger is Chief Financial Officer of the Company.

(b)           The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

The Company utilizes the office space and equipment of its officers and sole director at no cost.  Management estimates such costs to be immaterial.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.  Principal Accounting Fees and Services.

Gruber & Company LLC (“Gruber”) is the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Gruber for professional services rendered for the audit of our annual financial statements and review of financial statements included in our periodic reports or services that are normally provided in connection with statutory and regulatory filings were $3,500 for the fiscal year ended September 30, 2008 and $3,500 for the fiscal year ended September 30, 2009.

Audit-Related Fees

There were no fees billed by Gruber for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2009 and September 30, 2008.

Tax Fees

There were no fees billed by Gruber for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended September 30, 2009 and 2008.

All Other Fees

There were no fees billed by Gruber for other products and services for the fiscal years ended September 30, 2009 and 2008.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the sole member of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 11 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 6, 2006.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2009.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION ACQUISITION III, INC.

Dated: December 29, 2009	By:	/s/ Antti William Uusiheimala
Name: Antti William Uusiheimala
Title: President and Sole Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 29, 2009	By:	/s/ Jonathan Shane
Name: Jonathan Shane
Title: Secretary

Dated: December 29, 2009	By:	/s/ David Berger
Name: David Berger
Title: Chief Financial Officer