Form 10-Q
period 2010-03-31
Vision Acquisition III, Inc
filed 2010-05-17
CIK 1383528

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,685,000 shares of common stock, par value $.0001 per share, outstanding as of May 17, 2010.

VISION ACQUISITION III, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of March 31, 2010 (Unaudited) and September 30, 2009	2

	Statements of Operations (Unaudited) for the Three and Six Months Ended March 31, 2010,	3
	The Three and Six Months Ended March 31, 2009 and the Cumulative Period from
	October 6, 2006 to March 31, 2010

	Statements of Cash Flows (Unaudited) for the Six Months Ended March 31, 2010,	4
	The Six Months Ended March 31, 2009 and the Cumulative Period from
	October 6, 2006 to March 31, 2010

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

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

The results for the period ended March 31, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended September 30, 2009.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash	$2,822	$7,619

Total Assets	$2,822	$7,619

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$-	$-

Total Liabilities	-	-

Stockholders' Equity
Common Stock, 100,000,000 shares authorized 5,685,000 shares issued and outstanding @.0001 par value	568	568
Preferred Stock, 10,000,000 shares authorized, no shares issued and outstanding @ .0001 par value	-	-
Additional Paid in Capital	79,055	79,055
Deficit Accumulated During Development Stage	(76,801)	(72,004)

Total Stockholders' Equity	2,822	7,619

Total Liabilities and Stockholders' Equity	$2,822	$7,619

The accompanying notes are an integral part of these financial statements.

VISION ACQUISITION III, INC.
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					October 6, 2006
					(date of inception
	Six Months Ended March 31,		Three Months Ended March 31,		through) March 31,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Expenditures
General and administrative expenses	4,797	7,741	1,297	2,635	76,801

Net loss	$(4,797)	$(7,741)	$(1,297)	$(2,635)	$(76,801)

Loss per share	$(0.001)	$(0.001)	$(0.000)	$(0.000)

Weighted average shares outstanding	5,685,000	5,685,000	5,685,000	5,685,000

The accompanying notes are an integral part of these financial statements.

VISION ACQUISITION III, INC.
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			October 6, 2006
			(date of inception
	Six Months Ended March 31,		through)
	2010	2009	March 31, 2010
Cash Flows from operating activities
Net Loss	$(4,797)	$(7,741)	$(76,801)

Cash flows used for operating activities	(4,797)	(7,741)	(76,801)

Cash Flows from Financing Activities
Sale of Common Stock and Contribution of Capital	-	6,500	79,623

Cash flows from financing activities	-	6,500	79,623

Net Increase (Decrease) in Cash	(4,797)	(1,241)	2,822

Cash at the beginning	7,619	5,372	-

Cash at the end	$2,822	$4,131	$2,822

The accompanying notes are an integral part of these financial statement.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

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

The results for the three and six month periods ended March 31, 2010, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the period ended September 30, 2009.

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
MARCH 31, 2010

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

Fixed Assets

Fixed Assets are stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets.  Expenditure for maintenance and repairs, which does not improve or extend the expected useful life of the assets, is expensed to operations while major repairs are capitalized.  Depreciation expense is included in general and administrative expenses on the statement of operations. During the time periods presented there was $0 in depreciation expense.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the periods presented.

Income Taxes

Income taxes are provided in accordance with ASC Topic regarding accounting for income taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) results from the net change during the year in deferred tax assets and liabilities.
The Company’s year end is September 30. The Company has a net operating loss carryforward of $76,801 expiring in the year 2024.  The Company has reserved against any tax benefit in full as it is unsure if it can ultimately benefit from the loss.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

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
MARCH 31, 2010

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

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company has issued 5,685,000 shares of its common stock, 5,000,000 as founder shares for cash of $24,500 and 400,000 for $8,000.  Capital contributions for no consideration amounted to $47.123. The company also issued 285,000 shares of stock directly related to the fundraising of the $8,000 above. These shares were valued at .02 cents, the share price the Company raised funds at.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

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

NOTE 5 – INCOME TAXES

At March 31, 2010
Deferred Tax Assets

Net operating loss carryforwards	$76,801

Gross deferred tax assets	26,880
Less-Valuation allowance	(26,880)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through April 30, 2010 the date this Quarterly Report on Form 10-Q was filed with the SEC. There were no recognized or unrecognized events requiring disclosure as significant subsequent events.

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

Liquidity and Capital Resources

As of March 31, 2010, the Company had assets equal to $2,822, comprised exclusively of cash.  This compares with assets of $7,619 comprised exclusively of cash, as of September 30, 2009. The Company had no current liabilities as of March 31, 2010. This compares with no current liabilities, as of September 30, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2010, the six months ended March 31, 2009 and for the cumulative period from October 6, 2006 (Inception) to March 31, 2010:

	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009	For the Cumulative Period from October 6, 2006 (Inception) to March 31, 2010
Net Cash (Used in) Operating Activities	$(4,797)	(7,741)	$(76,801)
Net Cash (Used in) Investing Activities	-		-
Net Cash Provided by Financing Activities	$-	6,500	$79,623
Net Increase/(Decrease) in Cash and Cash Equivalents	$(4,797)	(1,241)	$2,822

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 6, 2006 (Inception) to March 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended March 31, 2010, the Company had a net loss of $1,297 and $4,797, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 filed in December of 2009 and Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 in February of 2010.

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

For the period from October 6, 2006 (Inception) to March 31, 2010, the Company had a net loss of $76,801 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in July of 2007, and the filing of the Company’s quarterly and annual reports on Form 10-QSB, Form 10-Q, Form 10-K, and Form 10-KSB.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

Dated: May 17, 2010	VISION ACQUISITION III, INC.

	By:	/s/ Antti William Uusiheimala
Name: Antti William Uusiheimala
Title: President, Director
Principal Executive Officer

	By:	/s/ David Berger
Name: David Berger
Title: Chief Financial Officer
Principal Financial Officer