Form 10-Q
period 2010-06-30
Vision Acquisition III, Inc
filed 2010-08-12
CIK 1383528

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,685,000 shares of common stock, par value $.0001 per share, outstanding as of August 12, 2010.

VISION ACQUISITION III, INC.

- INDEX -

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

The results for the period ended June 30, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended September 30, 2009.

VISION ACQUISITION III, INC.
(A DEVELOPMENTAL STAGE COMPANY)
BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash	$7,002	$7,619

Total Assets	$7,002	$7,619

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$-	$-

Total Liabilities	-	-

Stockholders' Equity
Common Stock, 100,000,000 shares authorized
5,685,000 shares issued and outstanding @.0001 par value	568	568
Preferred Stock, 10,000,000 shares authorized, no shares
issued and outstanding @ .0001 par value	-	-
Additional Paid in Capital	84,055	79,055

Deficit Accumulated During Development Stage	(77,621)	(72,004)

Total Stockholders' Equity	7,002	7,619

Total Liabilities and Stockholders' Equity	$7,002	$7,619

The accompanying notes are an integral part of these financial statements.

VISION ACQUISITION III, INC.
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENTS OF OPERTATIONS
(UNAUDITED)

					October 6, 2006
	Nine Months Ended June 30,		Three Months Ended June 30,		(date of inception) through

	2010	2009	2010	2009	June 30, 2010

Revenues	$-	$-	$-	$-	$-

Expenditures
General and administrative expenses	5,617	9,949	820	2,208	77,621

Net loss	$(5,617)	$(9,949)	$(820)	$(2,208)	$(77,621)

Loss per share	$(0.001)	$(0.002)	$(0.000)	$(0.000)

Weighted average shares outstanding	5,685,000	5,685,000	5,685,000	5,685,000

The accompanying notes are an integral part of these financial statements.

VISION ACQUISITION III, INC.
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			October 6, 2006
	Nine Months Ended June 30,		(date of inception) through
	2010	2009	June 30, 2010
Cash Flows from Operating Activities
Net Loss	$(5,617)	$(9,949)	$(77,621)

Cash flows used for operating activities	(5,617)	(9,949)	(77,621)

Cash Flows from Financing Activities
Sale of Common Stock and Contribution of Capital	5,000	6,500	84,623

Cash flows from financing activities	5,000	6,500	84,623

Net Increase (Decrease) in Cash	(617)	(3,449)	7,002

Cash at the beginning	7,619	5,372	-

Cash at the end	$7,002	$1,923	$7,002

The accompanying notes are an integral part of these financial statements.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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

The results for the three and nine month periods ended June 30, 2010, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the period ended September 30, 2009.

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
JUNE 30, 2010

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
The Company’s year end is September 30. The Company has a net operating loss carryforward of $77,621 expiring in the year 2024.  The Company has reserved against any tax benefit in full as it is unsure if it can ultimately benefit from the loss.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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
JUNE 30, 2010

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

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company has issued 5,685,000 shares of its common stock, 5,000,000 as founder shares for cash of $24,500 and 400,000 for $8,000.  Capital contributions for no consideration amounted to $52,123. The company also issued 285,000 shares of stock directly related to the fundraising of the $8,000 above. These shares were valued at .02 cents, the share price the Company raised funds at.

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

NOTE 5 – INCOME TAXES

At June 30, 2010
Deferred Tax Assets

Net operating loss carryforwards	$77,621

Gross deferred tax assets	27,167

Less-Valuation allowance	(27,167)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through July 31, 2010 the date this Quarterly Report on Form 10-Q was filed with the SEC. There were no recognized or unrecognized events requiring disclosure as significant subsequent events.

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

Description of Business
The Company was incorporated in the State of Delaware on October 6, 2006 (Inception) and maintains its principal executive office at 20 West 55th Street, 5th Floor, New York, NY 10019. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on July 20, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10-SB became effective, our officers and sole director have had limited contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of June 30, 2010, the Company had assets equal to $7,002, comprised exclusively of cash.  This compares with assets of $7,619 comprised exclusively of cash, as of September 30, 2009. The Company had no current liabilities as of June 30, 2010. This compares with no current liabilities, as of September 30, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2010 and 2009 and for the cumulative period from October 6, 2006 (Inception) to June 30, 2010:

	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009	For the Cumulative Period from October 6, 2006 (Inception) to June 30, 2010
Net Cash (Used in) Operating Activities	$(5,617)	(9,949)	$(77,621)
Net Cash (Used in) Investing Activities	-		-
Net Cash Provided by Financing Activities	$5,000	6,500	$84,623
Net Increase/(Decrease) in Cash and Cash Equivalents	$(617)	(3,449)	$7,002

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 6, 2006 (Inception) through June 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended June 30, 2010, the Company had a net loss of $820 and $5,617, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K, for the year ended September 30, 2009, filed in December of 2009, the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2009, filed in February of 2010 and the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2010, filed in May of 2010.

For the three and nine months ended June 30, 2009, the Company had a net loss of $2,208 and $9,949, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008, filed in December of 2008, the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed in February of 2009 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed in May of 2010.

For the period from October 6, 2006 (Inception) to June 30, 2010, the Company had a net loss of
$77,621 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in July of 2007, and the filing of the Company’s quarterly and annual reports on Form 10-QSB, Form 10-Q, Form 10-K, and Form 10-KSB.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)   Exhibits required by Item 601 of Regulation S-K.
Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 6, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

Dated: August 12, 2010	VISION ACQUISITION III, INC.

	By:	/s/ Antti William Uusiheimala
	Name:	Antti William Uusiheimala
	Title:	President, Director
Principal Executive Officer

	By:	/s/ David Berger
	Name:	David Berger
	Title:	Chief Financial Officer
Principal Financial Officer