Form 10-K
period 2010-09-30
Vision Acquisition III, Inc
filed 2010-12-29
CIK 1383528

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No

As of September 30, 2010 and as of the date hereof there are 41 non-affiliate holders of common stock of the Company, holding 685,000 shares of the Company’s common stock.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of December 29, 2010, there were 5,685,000 shares of common stock, par value $.0001, outstanding.

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

The analysis of new business opportunities will be undertaken by or under the supervision of our management. As of this date, the Company has not entered into any definitive agreement with any party regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, there are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of September 30, 2010 and as of the date of this report, there are 42 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2010.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $4,483 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

The Company anticipates that the selection of a business combination will be complex and extremely risky. Through industry publications our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.

Liquidity and Capital Resources

As of September 30, 2010, the Company had assets equal to $5,574, comprised exclusively of cash.  This compares with assets of $7,619, comprised exclusively of cash, as of September 30, 2009.  The Company’s current liabilities as of September 30, 2010 totaled $5,000 comprised of accounts payable. This compares with no liabilities as of September 30, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended September 30, 2010 and 2009 and for the cumulative period from October 6, 2006 (Inception) to September 30, 2010.

	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2009	For the Cumulative Period from October 6, 2006 (Inception) to September 30, 2010
Net Cash (Used in) Operating Activities	$(7,045)	$(19,253)	$(79,049)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$5,000	$21,500	$84,623
Net Increase (Decrease) in Cash and Cash Equivalents	$(2,045)	$2,247	$5,574

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 6, 2006 (Inception) to September 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended September 30, 2010, the Company had a net loss of $12,045 consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations.

For the fiscal year ended September 30, 2009, the Company had a net loss of $19,253, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations.

For the cumulative period from October 6, 2006 (Inception) to September 30, 2010, the Company had a net loss of $84,049 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in July of 2007, and the filing of the Company’s quarterly and annual reports on Form 10-QSB, Form 10-Q, Form 10-K, and Form 10-KSB.

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

Contents

GRUBER & COMPANY, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Vision Acquisition III, Inc.:

We have audited the accompanying balance sheets of Vision Acquisition III, Inc.  (a Development Stage Company) as of September 30, 2010 and 2009 and the related statements of operations, stockholders equity and cash flows for the years then ended and for the periods October 6, 2006 (date of inception) through September 30, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at September 30, 2010 and 2009 and the results of its' operations and its' stockholders equity and cash flows for the years then and for the periods October 6, 2006 (date of inception) through September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gruber & Company LLC
Gruber & Company LLC

Lake Saint Louis, Missouri
Dated: December 14, 2010

VISION ACQUISITION III, INC.
(A DEVELOPMENTAL STAGE COMPANY)
BALANCE SHEETS

	September 30,
	2010	2009

Assets
Current Assets
Cash	$5,574	$7,619

Total Assets	$5,574	$7,619

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$5,000	$-

Total Liabilities	5,000	-

Stockholders' Equity
Common Stock, 100,000,000 shares authorized 5,685,000 shares issued and outstanding @.0001 par value	568	568
Preferred Stock, 10,000,000 shares authorized, no shares issued and outstanding @ .0001 par value	-	-
Additional Paid in Capital	84,055	79,055

Deficit Accumulated During Development Stage	(84,049)	(72,004)

Total Stockholders' Equity	574	7,619

Total Liabilities and Stockholders' Equity	$5,574	$7,619

The accompanying notes are an integral part of these financial statements.

VISION ACQUISITION III, INC.
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENTS OF OPERATIONS

			October 6, 2006
			(date of inception
	Year ended September 30,		through)
	2010	2009	September 30, 2010

Revenues	$-	$-	$-

Expenditures
General and administrative expenses	12,045	19,253	84,049

Net loss	$(12,045)	$(19,253)	$(84,049)

Loss per share	$(0.002)	$(0.003)

Weighted average shares outstanding	5,685,000	5,685,000

The accompanying notes are an integral part of these financial statements.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common		Additional	During
	Shares	Common	Paid-In	Development
	Issued	Stock	Capital	Stage	Total

Issuance of founders shares for cash on October 6, 2006	5,000,000	$500	$24,000	$-	$24,500

Capital Contribution	-	-	11,250	-	11,250

Loss for the period	-	-	-	(26,823)	(26,823)

Balance September 30, 2007	5,000,000	$500	$35,250	$(26,823)	$8,927

Issuance of shares for services	285,000	28	(28)	-	-

Issuance of Shares for Cash	400,000	40	7,960	-	8,000

Capital Contribution	-	-	14,373	-	14,373

Net Loss for the Year	-	-	-	(25,928)	(25,928)

Balance September 30, 2008	5,685,000	$568	$57,555	$(52,751)	$5,372

Capital Contribution	-	-	21,500	-	21,500

Net Loss for the Year	-	-	-	(19,253)	(19,253)

Balance September 30, 2009	5,685,000	$568	$79,055	$(72,004)	$7,619

Capital Contribution	-	-	5,000	-	5,000

Net Loss for the Year	-	-	-	(12,045)	(12,045)

Balance September 30, 2010	5,685,000	$568	$84,055	$(84,049)	$574

The accompanying notes are an integral part of these financial statements.

VISION ACQUISITION III, INC.
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			October 6, 2006
			(date of inception
	Year Ended September 30,		through)
	2010	2009	September 30, 2010
Cash Flows from Operating Activities
Net Loss	$(12,045)	$(19,253)	$(84,049)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts Payable	5,000	-	5,000

Cash flows used for operating activities	(7,045)	(19,253)	(79,049)

Cash Flows from Financing Activities
Sale of Common Stock and Contribution of Capital	5,000	21,500	84,623

Cash flows from financing activities	5,000	21,500	84,623

Net Increase (Decrease) in Cash	(2,045)	2,247	5,574

Cash at the beginning	7,619	5,372	-

Cash at the end	$5,574	$7,619	$5,574

The accompanying notes are an integral part of these financial statements.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

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

The Company’s year end is September 30. The Company has a net operating loss carryforward of $84,049 expiring in the year 2024.  The Company has reserved against any tax benefit in full as it is unsure if it can ultimately benefit from the loss.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Basic and Diluted Income/(Loss) Per Share

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
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

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

NOTE 5 – INCOME TAXES

At September 30, 2010
Deferred Tax Assets

Net operating loss carryforwards	$84,049

Gross deferred tax assets	29,417
Less-Valuation allowance	(29,417)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 6 – ACCOUNTS PAYABLE

At September 30, 2010, accounts payable is comprised of accrued accounting and audit fees.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through November 30, 2010 the date this Annual Report on Form 10-K was filed with the SEC. There were no recognized or unrecognized events requiring disclosure as significant subsequent events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer and director concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

Our internal control over financial reporting includes those policies and procedures that:

·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of September 30, 2010, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2010.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended September 30, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)	Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position	Term

Antii William Uusiheimala	36	President and Director	October 6, 2010 (Inception) thru Present

Jonathan D. Shane	63	Secretary	October 6, 2006 (Inception) thru Present

David Berger	27	Chief Financial Officer	December 20, 2006 thru Present

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.  Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Antti William Uusiheimala, the Company’s President and sole director, is currently a member of the investment team at Vision Capital Advisors, LLC, a SEC-registered investment advisor. Mr. Uusiheimala has served as a member of the investment team since June 2005.  Prior to joining Vision Capital Advisors, LLC, from October 2004 until December 2005, he attended school at Erasmus University in the Netherlands, where he earned his Master of Business Administration in 2005.  Prior to that, from January 2003 until October 2004, Mr. Uusiheimala worked as an associate in the acquisitions and corporate law department of ACE LAW Ltd., a law firm.  Mr. Uusiheimala currently serves as President and sole director of Vision Acquisition II, Inc., which is a publicly-reporting, non-trading, blank check shell company.  From August 1997 to December 2003, he was attending school at the University of Helsinki, where he earned his Juris Doctor in 2003.  During those years in which he attended the University of Helsinki, from January 2001 until September 2002, Mr. Uusiheimala was the Vice President of Business Development of CRF Health, Inc. in Boston, Massachusetts.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended September 30, 2010 and written representations that no other reports were required, the Company believes that no person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the all compensation awarded to, earned by, or paid by paid by the Company to each of our named executive officers and director for the fiscal years ended September 30, 2010 and 2009.

Name and Position	Year	Salary	Option Awards	All other Compensation	Total
Antii William Uusiheimala	2009	None	None	None	None
President and Director	2010	None	None	None	None

Jonathan D. Shane	2009	None	None	None	None
Secretary	2010	None	None	None	None

David Berger	2009	None	None	None	None
Chief Executive Officer	2010	None	None	None	None

The Company's officers and directors have not received any cash or other compensation since inception.  They will not receive any compensation until the consummation of an acquisition.  No compensation of any nature has been paid for on account of services rendered by a director in such capacity.  Our officers and directors intend to devote very limited time to our affairs.

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

There are no understandings or agreements regarding compensation our management will receive after a business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)        The following tables set forth certain information as of December 29, 2010, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

(1)
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

(3)	Adam Benowitz is the Managing Member of Vision Capital Advisors, LLC.
(4)
Represents shares of common stock owned by Vision Opportunity Master Fund, Ltd. and controlled by Vision Capital Advisors, LLC.  As the Managing Member of Vision Capital Advisors, LLC, Mr. Benowitz may be deemed indirect beneficial owner of these shares of Common Stock since he has sole voting and investment control over the shares.

(5)	Antti William Uusiheimala is the Company’s President and director.
(6)	Jonathan D. Shane is Secretary of the Company.
(7)	David Berger is Chief Financial Officer of the Company.

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

Item 14.  Principal Accounting Fees and Services

Gruber & Company LLC (“Gruber”) is the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Gruber for professional services rendered for the audit of our annual financial statements and review of financial statements included in our periodic reports or services that are normally provided in connection with statutory and regulatory filings were $3,500 for the fiscal year ended September 30, 2009 and $5,750 for the fiscal year ended September 30, 2010.

Audit-Related Fees

There were no fees billed by Gruber for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2009 and September 30, 2008.

Tax Fees

There were $1,500 fees billed by Gruber for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended September 30, 2010 and 2009.

All Other Fees

There were no fees billed by Gruber for other products and services for the fiscal years ended September 30, 2010 and 2009.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the sole member of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 9 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 6, 2006.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

VISION ACQUISITION III, INC.

Dated: December 29, 2010	By:	/s/ Antii William Uusiheimala
Antii William Uusiheimala
President and Sole Director
Principal Executive officer

	By:	/s/ David Berger
David Berger
Chief Financial Officer
Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 29, 2010	By:	/s/ Antii William Uusiheimala
Antii William Uusiheimala
President and Sole Director
Principal Executive Officer

Dated: December 29, 2010	By:	/s/ Jonathan Shane
Jonathan Shane
Secretary

Dated: December 29, 2010	By:	/s/ David Berger
David Berger
Chief Financial Officer
Principal Financial Officer