Form 10-Q
period 2011-03-31
Vision Acquisition III, Inc
filed 2011-05-11
CIK 1383528

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,685,000 shares of common stock, par value $.0001 per share, outstanding as of May 11, 2011.

VISION ACQUISITION III, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of March 31, 2011 (Unaudited) and September 30, 2010	2

	Statements of Operations (Unaudited) for the Three and Six Months Ended March 31, 2011 and March 31, 2010 and the Cumulative Period from October 6, 2006 (Inception) to March 31, 2011	3

	Statement of Changes in Stockholders’ Equity (Deficit) for the Period from October 6, 2006 (Inception) to March 31, 2011	4

	Statements of Cash Flows (Unaudited) for the Six Months Ended March 31, 2011 and March 31, 2010 and the Cumulative Period from October 6, 2006 (Inception) to March 31, 2011	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Removed and Reserved	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

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

The results for the period ended March 31, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended September 30, 2010.

VISION ACQUISITION III, INC.
(A DEVELOPMENTAL STAGE COMPANY)
BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(Unaudited)
Assets
Current Assets
Cash	$3,700	$5,574

Total Assets	$3,700	$5,574

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$750	$5,000

Total Liabilities	750	5,000

Stockholders' Equity
Common Stock, 100,000,000 shares authorized 5,685,000 shares issued and outstanding @.0001 par value	568	568
Preferred Stock, 10,000,000 shares authorized, no shares issued and outstanding @ .0001 par value	-	-
Additional Paid in Capital	99,055	84,055
Deficit Accumulated During Development Stage	(96,673)	(84,049)

Total Stockholders' Equity	2,950	574

Total Liabilities and Stockholders' Equity	$3,700	$5,574

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

VISION ACQUISITION III, INC.
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					October 6, 2006
					(date of inception
	Six months ended March 31,		Three months ended March 31,		through)
	2011	2010	2011	2010	March 31, 2011

Revenues	$-	$-	$-	$-	$-

Expenditures
General and administrative expenses	12,624	4,797	4,854	1,297	96,673

Net loss	$(12,624)	$(4,797)	$(4,854)	$(1,297)	$(96,673)

Loss per share	$(0.002)	$(0.001)	$(0.001)	$(0.000)

Weighted average shares outstanding	5,685,000	5,685,000	5,685,000	5,685,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common		Additional	During
	Shares	Common	Paid-In	Development
	Issued	Stock	Capital	Stage	Total

Issuance of founders shares for cash on October 6, 2006	5,000,000	$500	$24,000	$-	$24,500

Capital Contribution	-	-	11,250	-	11,250

Loss for the period	-	-	-	(26,823)	(26,823)

Balance September 30, 2007	5,000,000	$500	$35,250	$(26,823)	$8,927

Issuance of shares for services	285,000	28	(28)	-	-

Issuance of Shares for Cash	400,000	40	7,960	-	8,000

Capital Contribution	-	-	14,373	-	14,373

Net Loss for the Year	-	-	-	(25,928)	(25,928)

Balance September 30, 2008	5,685,000	$568	$57,555	$(52,751)	$5,372

Capital Contribution	-	-	21,500	-	21,500

Net Loss for the Year	-	-	-	(19,253)	(19,253)

Balance September 30, 2009	5,685,000	$568	$79,055	$(72,004)	$7,619

Capital Contribution	-	-	5,000	-	5,000

Net Loss for the Year	-	-	-	(12,045)	(12,045)

Balance September 30, 2010	5,685,000	$568	$84,055	$(84,049)	$574

Capital Contribution	-	-	15,000	-	15,000

Net Loss for the Period	-	-	-	(12,624)	(12,624)

Balance March 31, 2011 (UNAUDITED)	5,685,000	$568	$99,055	$(96,673)	$2,950

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

VISION ACQUISITION III, INC.
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			October 6, 2006
	Six months ended March 31,		(date of inception
			through)
	2011	2010	March 31, 2011
Cash Flows from Operating Activities
Net Loss	$(12,624)	$(4,797)	$(96,673)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts Payable	(4,250)	-	750

Cash flows used for operating activities	(16,874)	(4,797)	(95,923)

Cash Flows from Financing Activities
Sale of Common Stock and Contribution of Capital	15,000	-	99,623

Cash flows from financing activities	15,000	-	99,623

Net Increase (Decrease) in Cash	(1,874)	(4,797)	3,700

Cash at the beginning	5,574	7,619	-

Cash at the end	$3,700	$2,822	$3,700

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

VISION ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

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
MARCH 31, 2011

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

The Company’s year end is September 30. The Company has a net operating loss carryforward of $96,673 expiring in the year 2024.  The Company has reserved against any tax benefit in full as it is unsure if it can ultimately benefit from the loss.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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
MARCH 31, 2011

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
MARCH 31, 2011

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
MARCH 31, 2011

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

At March 31, 2011
Deferred Tax Assets

Net operating loss carryforwards	$96,673

Gross deferred tax assets	33,835
Less-Valuation allowance	(33,835)

Net deferred tax assets	$-

NOTE 6 – ACCOUNTS PAYABLE

At March 31, 2011, accounts payable is comprised of accrued accounting fees.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through May 14, 2011 the date this Quarterly Report on Form 10-Q was filed with the SEC. There were no recognized or unrecognized events requiring disclosure as significant subsequent events.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $3,700 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of March 31, 2011, the Company had assets equal to $3,700, comprised exclusively of cash.  This compares with assets of $5,574 comprised exclusively of cash, as of September 30, 2010. As of March 31, 2011, the Company had current liabilities equal to $750, comprised exclusively of accounts payable. This compares with current liabilities of $5,000 comprised exclusively of accounts payable as of September 30, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2011 and March 31, 2010 and for the cumulative period from October 6, 2006 (Inception) to March 31, 2011:
	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010	For the Cumulative Period from October 6, 2006 (Inception) to March 31, 2011
Net Cash (Used in) Operating Activities	$(16,874)	$(4,797)	$(95,923)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$15,000	-	$99,623
Net Increase (Decrease) in Cash and Cash Equivalents	$(1,874)	$(4,797)	$3,700

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 6, 2006 (Inception) to March 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended March 31, 2011, the Company had a net loss of $4,854 and $12,624, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

For the three and six months ended March 31, 2010, the Company had a net loss of $1,297 and $4,797, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

For the cumulative period from October 6, 2006 (Inception) to March 31, 2011, the Company had a net loss of $96,673 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in July of 2007, and the filing of the Company’s quarterly and annual reports on Form 10-QSB, Form 10-Q, Form 10-KSB, and Form 10-K, respectively.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

Dated: May 11, 2011	VISION ACQUISITION III, INC.

	By:	/s/ Antti William Uusiheimala
Antti William Uusiheimala
President, Director
Principal Executive Officer

	By:	/s/ David Berger
David Berger
Chief Financial Officer
Principal Financial Officer